Form 10-K/A
period 2013-12-31
WFRBS Commercial Mortgage Trust 2013-C16
filed 2014-08-29
CIK 1585067

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                               (Amendment No. 1)

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

Not applicable.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 as filed with the Securities and Exchange Commission on March 31, 2014 (the “Original Form 10-K”) is to file as Exhibit 4.2 the Pooling and Servicing Agreement, dated as of August 1, 2013, among RBS Commercial Funding Inc., as depositor, Wells Fargo Bank, National Association, as general master servicer, CWCapital Asset Management LLC, as general special servicer, NCB, FSB, as NCB master servicer, NCB, FSB, as co-op special servicer, U.S. Bank National Association, as trustee, Wells Fargo Bank, National Association, as certificate administrator, tax administrator and custodian, and Trimont Real Estate Advisors, Inc., as trust advisor (the “WFRBS Commercial Mortgage Trust 2013-C15 Pooling and Servicing Agreement”), (ii) to file as Exhibit 99.8 Primary Servicing Agreement, dated as of September 1, 2013, between Wells Fargo Bank, National Association, as Master Servicer, and Prudential Asset Resources, Inc., as Primary Servicer (the “Primary Servicing Agreement”) and (iii) to file a report on assessment of compliance with servicing criteria, an attestation report on assessment of compliance with servicing criteria and a servicer compliance statement for Prudential Asset Resources, Inc. (“Prudential”).

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Augusta Mall Mortgage Loan, which constituted approximately 5.7% of the asset pool of the issuing entity as of its cut-off date.  The Augusta Mall Mortgage Loan is an asset of the issuing entity and is part of a respective loan combination that includes the Augusta Mall Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of the Augusta Mall loan combination was securitized in the WFRBS Commercial Mortgage Trust 2013-C15 transaction, Commission File Number 333-177891-05 (the "WFRBS 2013-C15 Transaction"). The Augusta Mall loan combination, including the Augusta Mall Mortgage Loan is being serviced and administered pursuant to the WFRBS Commercial Mortgage Trust 2013-C15 Pooling and Servicing Agreement.

Prudential is the primary servicer for eight (8) Mortgage Loans pursuant to the Primary Servicing Agreement.

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

(4.2) Pooling and Servicing Agreement, dated as of August 1, 2013, among RBS Commercial Funding Inc., as depositor, Wells Fargo Bank, National Association, as general master servicer, CWCapital Asset Management LLC, as general special servicer, NCB, FSB, as NCB master servicer, NCB, FSB, as co-op special servicer, U.S. Bank National Association, as trustee, Wells Fargo Bank, National Association, as certificate administrator, tax administrator and custodian, and Trimont Real Estate Advisors, Inc., as trust advisor (filed as Exhibit 1.1 of the registrant’s Current Report on Form 8-K, filed on February 18, 2014 and incorporated by reference herein).

(31) Rule 13a-14(d)/15d-14(d) Certification.

(33) Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 CoreLogic Commercial Real Estate Services, Inc. as Vendor for Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 33.1 to the Original Form 10-K and incorporated by reference herein)
33.2 CW Capital Asset Management LLC, as Special Servicer for the Augusta Mall Companion Loan (filed as Exhibit 33.2 to the Original Form 10-K and incorporated by reference herein)
33.3 National Tax Search, LLC as Vendor for Wells Fargo Bank, N.A as Master Servicer (filed as Exhibit 33.3 to the Original Form 10-K and incorporated by reference herein)
33.4 NCB, FSB as NCB Master Servicer (filed as Exhibit 33.4 to the Original Form 10-K and incorporated by reference herein)
33.5 NCB, FSB as Co-op Special Servicer (filed as Exhibit 33.5 to the Original Form 10-K and incorporated by reference herein)
33.6 Pentalpha Surveillance LLC as Trust Advisor (filed as Exhibit 33.6 to the Original Form 10-K and incorporated by reference herein)
33.7 Rialto Capital Advisors, LLC as General Special Servicer (filed as Exhibit 33.7 to the Original Form 10-K and incorporated by reference herein)
33.8 Trimont Real Estate Advisors, INC as Trust Advisors for the Augusta Mall Companion Loan (filed as Exhibit 33.8 to the Original Form 10-K and incorporated by reference herein)
33.9 Wells Fargo Bank, N.A. as General Master Servicer (filed as Exhibit 33.9 to the Original Form 10-K and incorporated by reference herein)
33.10 Wells Fargo Bank, N.A. as Certificate Administrator (filed as Exhibit 33.10 to the Original Form 10-K and incorporated by reference herein)
33.11 Wells Fargo Bank, N.A. as Custodian (filed as Exhibit 33.11 to the Original Form 10-K and incorporated by reference herein)
33.12 Wells Fargo Bank, N.A. as Certificate Administrator for the Augusta Mall Companion Loan (filed as Exhibit 33.12 to the Original Form 10-K and incorporated by reference herein)
33.13 Wells Fargo Bank, N.A. as Master Servicer for the Augusta Mall Companion Loan (filed as Exhibit 33.13 to the Original Form 10-K and incorporated by reference herein)
33.14 Prudential Asset Resources, Inc., as Primary Servicer

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 CoreLogic Commercial Real Estate Services, Inc. as Vendor for Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 34.1 to the Original Form 10-K and incorporated by reference herein)
34.2 CW Capital Asset Management LLC, as Special Servicer for the Augusta Mall Companion Loan (filed as Exhibit 34.2 to the Original Form 10-K and incorporated by reference herein)
34.3 National Tax Search, LLC as Vendor for Wells Fargo Bank, N.A as Master Servicer (filed as Exhibit 34.3 to the Original Form 10-K and incorporated by reference herein)
34.4 NCB, FSB as NCB Master Servicer (filed as Exhibit 34.4 to the Original Form 10-K and incorporated by reference herein)
34.5 NCB, FSB as Co-op Special Servicer (filed as Exhibit 34.5 to the Original Form 10-K and incorporated by reference herein)
34.6 Pentalpha Surveillance LLC as Trust Advisor (filed as Exhibit 34.6 to the Original Form 10-K and incorporated by reference herein)
34.7 Rialto Capital Advisors, LLC as General Special Servicer (filed as Exhibit 34.7 to the Original Form 10-K and incorporated by reference herein)
34.8 Trimont Real Estate Advisors, INC as Trust Advisors for the Augusta Mall Companion Loan (filed as Exhibit 34.8 to the Original Form 10-K and incorporated by reference herein)
34.9 Wells Fargo Bank, N.A. as General Master Servicer (filed as Exhibit 34.9 to the Original Form 10-K and incorporated by reference herein)
34.10 Wells Fargo Bank, N.A. as Certificate Administrator (filed as Exhibit 34.10 to the Original Form 10-K and incorporated by reference herein)
34.11 Wells Fargo Bank, N.A. as Custodian (filed as Exhibit 34.11 to the Original Form 10-K and incorporated by reference herein)
34.12 Wells Fargo Bank, N.A. as Certificate Administrator for the Augusta Mall Companion Loan (filed as Exhibit 34.12 to the Original Form 10-K and incorporated by reference herein)
34.13 Wells Fargo Bank, N.A. as Master Servicer for the Augusta Mall Companion Loan (filed as Exhibit 34.13 to the Original Form 10-K and incorporated by reference herein)
34.14 Prudential Asset Resources, Inc., as Primary Servicer

(35) Servicer compliance statement.

35.1 CW Capital Asset Management LLC, as Special Servicer for the Augusta Mall Companion Loan (filed as Exhibit 35.1 to the Original Form 10-K and incorporated by reference herein)
35.2 NCB, FSB as NCB Master Servicer (filed as Exhibit 35.2 to the Original Form 10-K and incorporated by reference herein)
35.3 NCB, FSB as Co-op Special Servicer (filed as Exhibit 35.3 to the Original Form 10-K and incorporated by reference herein)
35.4 Rialto Capital Advisors, LLC as General Special Servicer (filed as Exhibit 35.4 to the Original Form 10-K and incorporated by reference herein)
35.5 Wells Fargo Bank, N.A. as General Master Servicer (filed as Exhibit 35.5 to the Original Form 10-K and incorporated by reference herein)
35.6 Wells Fargo Bank, N.A. as Certificate Administrator (filed as Exhibit 35.6 to the Original Form 10-K and incorporated by reference herein)
35.7 Wells Fargo Bank, N.A. as Certificate Administrator for the Augusta Mall Companion Loan (filed as Exhibit 35.7 to the Original Form 10-K and incorporated by reference herein)
35.8 Wells Fargo Bank, N.A. as Master Servicer for the Augusta Mall Companion Loan (filed as Exhibit 35.8 to the Original Form 10-K and incorporated by reference herein)
35.9 Prudential Asset Resources, Inc., as Primary Servicer

(99.1) This Mortgage Loan Purchase Agreement, dated September 11, 2013, between Wells Fargo Bank, National Association and Wells Fargo Commercial Mortgage Securities, Inc. incorporated by reference from Exhibit 99.1 of the issuing entitys Current Report on Form 8-K filed with the Commission on September 30, 2013.

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

(99.8) This Primary Servicing Agreement, dated as of September 1, 2013, between Wells Fargo Bank, National Association, as Master Servicer, and Prudential Asset Resources, Inc., as Primary Servicer, (filed as Exhibit 99.8 to the registrant’s Current Report on Form 8-K, filed September 30, 2013 and incorporated by reference herein).

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

Date:   August 29, 2014

Exhibit Index

Exhibit No.

(4.1) Pooling and Servicing Agreement, dated as of September 1, 2013, incorporated by reference from Exhibit 4.1 of the issuing entity's Current Report on Form 8-K filed with the Commission on September 30, 2013.

(4.2) Pooling and Servicing Agreement, dated as of August 1, 2013, among RBS Commercial Funding Inc., as depositor, Wells Fargo Bank, National Association, as general master servicer, CWCapital Asset Management LLC, as general special servicer, NCB, FSB, as NCB master servicer, NCB, FSB, as co-op special servicer, U.S. Bank National Association, as trustee, Wells Fargo Bank, National Association, as certificate administrator, tax administrator and custodian, and Trimont Real Estate Advisors, Inc., as trust advisor (filed as Exhibit 1.1 of the registrant’s Current Report on Form 8-K, filed on February 18, 2014 and incorporated by reference herein).

(31) Rule 13a-14(d)/15d-14(d) Certification.

(33) Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 CoreLogic Commercial Real Estate Services, Inc. as Vendor for Wells Fargo Bank, N.A as Master Servicer (filed as Exhibit 33.1 to the Original Form 10-K and incorporated by reference herein)
33.2 CW Capital Asset Management LLC, as Special Servicer for the Augusta Mall Companion Loan (filed as Exhibit 33.2 to the Original Form 10-K and incorporated by reference herein)
33.3 National Tax Search, LLC as Vendor for Wells Fargo Bank, N.A as Master Servicer (filed as Exhibit 33.3 to the Original Form 10-K and incorporated by reference herein)
33.4 NCB, FSB as NCB Master Servicer (filed as Exhibit 33.4 to the Original Form 10-K and incorporated by reference herein)
33.5 NCB, FSB as Co-op Special Servicer (filed as Exhibit 33.5 to the Original Form 10-K and incorporated by reference herein)
33.6 Pentalpha Surveillance LLC as Trust Advisor (filed as Exhibit 33.6 to the Original Form 10-K and incorporated by reference herein)
33.7 Rialto Capital Advisors, LLC as General Special Servicer (filed as Exhibit 33.7 to the Original Form 10-K and incorporated by reference herein)
33.8 Trimont Real Estate Advisors, INC as Trust Advisors for the Augusta Mall Companion Loan (filed as Exhibit 33.8 to the Original Form 10-K and incorporated by reference herein)
33.9 Wells Fargo Bank, N.A. as General Master Servicer (filed as Exhibit 33.9 to the Original Form 10-K and incorporated by reference herein)
33.10 Wells Fargo Bank, N.A. as Certificate Administrator (filed as Exhibit 33.10 to the Original Form 10-K and incorporated by reference herein)
33.11 Wells Fargo Bank, N.A. as Custodian (filed as Exhibit 33.11 to the Original Form 10-K and incorporated by reference herein)
33.12 Wells Fargo Bank, N.A. as Certificate Administrator for the Augusta Mall Companion Loan (filed as Exhibit 33.12 to the Original Form 10-K and incorporated by reference herein)
33.13 Wells Fargo Bank, N.A. as Master Servicer for the Augusta Mall Companion Loan (filed as Exhibit 33.13 to the Original Form 10-K and incorporated by reference herein)
33.14 Prudential Asset Resources, Inc., as Primary Servicer

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 CoreLogic Commercial Real Estate Services, Inc. as Vendor for Wells Fargo Bank, N.A as Master Servicer (filed as Exhibit 34.1 to the Original Form 10-K and incorporated by reference herein)
34.2 CW Capital Asset Management LLC, as Special Servicer for the Augusta Mall Companion Loan (filed as Exhibit 34.2 to the Original Form 10-K and incorporated by reference herein)
34.3 National Tax Search, LLC as Vendor for Wells Fargo Bank, N.A as Master Servicer (filed as Exhibit 34.3 to the Original Form 10-K and incorporated by reference herein)
34.4 NCB, FSB as NCB Master Servicer (filed as Exhibit 34.4 to the Original Form 10-K and incorporated by reference herein)
34.5 NCB, FSB as Co-op Special Servicer (filed as Exhibit 34.5 to the Original Form 10-K and incorporated by reference herein)
34.6 Pentalpha Surveillance LLC as Trust Advisor (filed as Exhibit 34.6 to the Original Form 10-K and incorporated by reference herein)
34.7 Rialto Capital Advisors, LLC as General Special Servicer (filed as Exhibit 34.7 to the Original Form 10-K and incorporated by reference herein)
34.8 Trimont Real Estate Advisors, INC as Trust Advisors for the Augusta Mall Companion Loan (filed as Exhibit 34.8 to the Original Form 10-K and incorporated by reference herein)
34.9 Wells Fargo Bank, N.A. as General Master Servicer (filed as Exhibit 34.9 to the Original Form 10-K and incorporated by reference herein)
34.10 Wells Fargo Bank, N.A. as Certificate Administrator (filed as Exhibit 34.10 to the Original Form 10-K and incorporated by reference herein)
34.11 Wells Fargo Bank, N.A. as Custodian (filed as Exhibit 34.11 to the Original Form 10-K and incorporated by reference herein)
34.12 Wells Fargo Bank, N.A. as Certificate Administrator for the Augusta Mall Companion Loan (filed as Exhibit 34.12 to the Original Form 10-K and incorporated by reference herein)
34.13 Wells Fargo Bank, N.A. as Master Servicer for the Augusta Mall Companion Loan (filed as Exhibit 34.13 to the Original Form 10-K and incorporated by reference herein)
34.14 Prudential Asset Resources, Inc., as Primary Servicer

(35) Servicer compliance statement.

35.1 CW Capital Asset Management LLC, as Special Servicer for the Augusta Mall Companion Loan (filed as Exhibit 35.1 to the Original Form 10-K and incorporated by reference herein)
35.2 NCB, FSB as NCB Master Servicer (filed as Exhibit 35.2 to the Original Form 10-K and incorporated by reference herein)
35.3 NCB, FSB as Co-op Special Servicer (filed as Exhibit 35.3 to the Original Form 10-K and incorporated by reference herein)
35.4 Rialto Capital Advisors, LLC as General Special Servicer (filed as Exhibit 35.4 to the Original Form 10-K and incorporated by reference herein)
35.5 Wells Fargo Bank, N.A. as General Master Servicer (filed as Exhibit 35.5 to the Original Form 10-K and incorporated by reference herein)
35.6 Wells Fargo Bank, N.A. as Certificate Administrator (filed as Exhibit 35.6 to the Original Form 10-K and incorporated by reference herein)
35.7 Wells Fargo Bank, N.A. as Certificate Administrator for the Augusta Mall Companion Loan (filed as Exhibit 35.7 to the Original Form 10-K and incorporated by reference herein)
35.8 Wells Fargo Bank, N.A. as Master Servicer for the Augusta Mall Companion Loan (filed as Exhibit 35.8 to the Original Form 10-K and incorporated by reference herein)
35.9 Prudential Asset Resources, Inc., as Primary Servicer

(99.1) This Mortgage Loan Purchase Agreement, dated September 11, 2013, between Wells Fargo Bank, National Association and Wells Fargo Commercial Mortgage Securities, Inc. incorporated by reference from Exhibit 99.1 of the issuing entitys Current Report on Form 8-K filed with the Commission on September 30, 2013.

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

(99.8) This Primary Servicing Agreement, dated as of September 1, 2013, between Wells Fargo Bank, National Association, as Master Servicer, and Prudential Asset Resources, Inc., as Primary Servicer, (filed as Exhibit 99.8 to the registrant’s Current Report on Form 8-K, filed September 30, 2013 and incorporated by reference herein).