Form 10-K/A
WFRBS Commercial Mortgage Trust 2013-C16
filed 2016-04-05
CIK 1585067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K/A

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

Not applicable.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Securities and Exchange Commission on March 24, 2016 (the “Original Form 10-K”) is to file an amended Report on Assessment of Compliance for CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant, dated February 4, 2016 as a replacement to the Report on Assessment of Compliance filed as Exhibit 33.8 of the Exhibits, Financial Statement Schedules under Item 15 to the Original Form 10-K.  Due to an error in table formatting, Appendix A of Exhibit 33.8 to the Original Form 10-K did not clearly identify which servicing criteria were applicable or inapplicable.  The amended Exhibit 33.8 included in this Amendment clearly identifies which servicing criteria are applicable and which are inapplicable.

PART I
Item 1.	Business.
Omitted.
Item 1A.	Risk Factors.
Omitted.
Item 1B.	Unresolved Staff Comments.
None.
Item 2.	Properties.
Omitted.
Item 3.	Legal Proceedings.
Omitted.
Item 4.	Mine Safety Disclosures.
Not applicable.

PART II
Item 5.	Market for Registrant?s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.
Item 6.	Selected Financial Data.
Omitted.
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Omitted.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Omitted.
Item 8.	Financial Statements and Supplementary Data.
Omitted.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.
Item 9A.	Controls and Procedures.
Omitted.
Item 9B.	Other Information.
None.

PART III
Item 10.	Directors, Executive Officers and Corporate Governance.
Omitted.
Item 11.	Executive Compensation.
Omitted.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Omitted.
Item 14.	Principal Accounting Fees and Services.
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

33.1 Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

33.2 National Cooperative Bank, N.A. (as successor to NCB, FSB), as NCB Master Servicer (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

33.3 Rialto Capital Advisors, LLC, as Special Servicer (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

33.4 National Cooperative Bank, N.A. (as successor to NCB, FSB), as Co-op Special Servicer (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

33.5 Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)
33.6 Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)
33.7 Pentalpha Surveillance LLC, as Trust Advisor (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)
33.8 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.9 National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 33.9 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)
33.10 Prudential Asset Resources, Inc., as Primary Servicer (filed as Exhibit 33.10 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

33.11 Wells Fargo Bank, National Association, as Primary Servicer of the Westfield Mission Valley Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

33.12 Rialto Capital Advisors, LLC, as Special Servicer of the Westfield Mission Valley Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

33.13 Wells Fargo Bank, National Association, as Certificate Administrator of the Westfield Mission Valley Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

33.14 Wells Fargo Bank, National Association, as Custodian of the Westfield Mission Valley Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

33.15 Pentalpha Surveillance LLC, as Trust Advisor of the Westfield Mission Valley Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

33.16 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Westfield Mission Valley Mortgage Loan (see Exhibit 33.8)

33.17 National Tax Search, LLC, as Servicing Function Participant of the Westfield Mission Valley Mortgage Loan (filed as Exhibit 33.9 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

33.18 Wells Fargo Bank, National Association, as Primary Servicer of the Augusta Mall Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

33.19 CWCapital Asset Management LLC, as Special Servicer of the Augusta Mall Mortgage Loan (filed as Exhibit 33.19 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

33.20 Wells Fargo Bank, National Association, as Certificate Administrator of the Augusta Mall Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

33.21 Wells Fargo Bank, National Association, as Custodian of the Augusta Mall Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

33.22 TriMont Real Estate Advisors, Inc., as Trust Advisor of the Augusta Mall Mortgage Loan (filed as Exhibit 33.22 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

33.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Augusta Mall Mortgage Loan (see Exhibit 33.8)

33.24 National Tax Search, LLC, as Servicing Function Participant of the Augusta Mall Mortgage Loan (filed as Exhibit 33.9 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

34.2 National Cooperative Bank, N.A. (as successor to NCB, FSB), as NCB Master Servicer (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

34.3 Rialto Capital Advisors, LLC, as Special Servicer (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

34.4 National Cooperative Bank, N.A. (as successor to NCB, FSB), as Co-op Special Servicer (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

34.5 Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)
34.6 Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)
34.7 Pentalpha Surveillance LLC, as Trust Advisor (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

34.8 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

34.9 National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 34.9 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)
34.10 Prudential Asset Resources, Inc., as Primary Servicer (filed as Exhibit 34.10 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

34.11 Wells Fargo Bank, National Association, as Primary Servicer of the Westfield Mission Valley Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

34.12 Rialto Capital Advisors, LLC, as Special Servicer of the Westfield Mission Valley Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

34.13 Wells Fargo Bank, National Association, as Certificate Administrator of the Westfield Mission Valley Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

34.14 Wells Fargo Bank, National Association, as Custodian of the Westfield Mission Valley Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

34.15 Pentalpha Surveillance LLC, as Trust Advisor of the Westfield Mission Valley Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

34.16 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Westfield Mission Valley Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

34.17 National Tax Search, LLC, as Servicing Function Participant of the Westfield Mission Valley Mortgage Loan (filed as Exhibit 34.9 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

34.18 Wells Fargo Bank, National Association, as Primary Servicer of the Augusta Mall Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

34.19 CWCapital Asset Management LLC, as Special Servicer of the Augusta Mall Mortgage Loan (filed as Exhibit 34.19 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

34.20 Wells Fargo Bank, National Association, as Certificate Administrator of the Augusta Mall Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

34.21 Wells Fargo Bank, National Association, as Custodian of the Augusta Mall Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

34.22 TriMont Real Estate Advisors, Inc., as Trust Advisor of the Augusta Mall Mortgage Loan (filed as Exhibit 34.22 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

34.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Augusta Mall Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

34.24 National Tax Search, LLC, as Servicing Function Participant of the Augusta Mall Mortgage Loan (filed as Exhibit 34.9 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

35 Servicer compliance statements.

35.1 Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

35.2 National Cooperative Bank, N.A. (as successor to NCB, FSB), as NCB Master Servicer (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

35.3 Rialto Capital Advisors, LLC, as Special Servicer (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

35.4 National Cooperative Bank, N.A. (as successor to NCB, FSB), as Co-op Special Servicer (filed as Exhibit 35.4 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

35.5 Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 35.5 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)
35.6 Prudential Asset Resources, Inc., as Primary Servicer (filed as Exhibit 35.6 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

35.7 Wells Fargo Bank, National Association, as Primary Servicer of the Westfield Mission Valley Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

35.8 Rialto Capital Advisors, LLC, as Special Servicer of the Westfield Mission Valley Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

35.9 Wells Fargo Bank, National Association, as Certificate Administrator of the Westfield Mission Valley Mortgage Loan (filed as Exhibit 35.5 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

35.10 Wells Fargo Bank, National Association, as Primary Servicer of the Augusta Mall Mortgage Loan (filed as Exhibit 35.10 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

35.11 Wells Fargo Bank, National Association, as Certificate Administrator of the Augusta Mall Mortgage Loan (filed as Exhibit 35.11 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

99.1 Mortgage Loan Purchase Agreement, dated as of September 11, 2013, between Wells Fargo Commercial Mortgage Securities, Inc. and Wells Fargo Bank, National Association (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on September 30, 2013 under Commission File No. 333-172366-09 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of September 11, 2013, between Wells Fargo Commercial Mortgage Securities, Inc. and The Royal Bank of Scotland plc (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on September 30, 2013 under Commission File No. 333-172366-09 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of September 11, 2013, among Wells Fargo Commercial Mortgage Securities, Inc., Liberty Island Group I LLC and Liberty Island Group LLC (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on September 30, 2013 under Commission File No. 333-172366-09 and incorporated by reference herein)

99.4 Mortgage Loan Purchase Agreement, dated as of September 11, 2013, between Wells Fargo Commercial Mortgage Securities, Inc. and RBS Financial Products Inc. (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on September 30, 2013 under Commission File No. 333-172366-09 and incorporated by reference herein)

99.5 Mortgage Loan Purchase Agreement, dated as of September 11, 2013, between Wells Fargo Commercial Mortgage Securities, Inc. and C-III Commercial Mortgage, LLC (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on September 30, 2013 under Commission File No. 333-172366-09 and incorporated by reference herein)

99.6 Mortgage Loan Purchase Agreement, dated as of September 11, 2013, among Wells Fargo Commercial Mortgage Securities, Inc., Basis Real Estate Capital II, LLC and Basis Investment Group LLC (filed as Exhibit 99.6 to the registrant’s Current Report on Form 8-K filed on September 30, 2013 under Commission File No. 333-172366-09 and incorporated by reference herein)

99.7 Mortgage Loan Purchase Agreement, dated as of September 11, 2013, between Wells Fargo Commercial Mortgage Securities, Inc. and NCB, FSB (filed as Exhibit 99.7 to the registrant’s Current Report on Form 8-K filed on September 30, 2013 under Commission File No. 333-172366-09 and incorporated by reference herein)

99.8 Primary Servicing Agreement, dated as of September 1, 2013, between Wells Fargo Bank, National Association and Prudential Asset Resources, Inc. (filed as Exhibit 99.8 to the registrant’s Current Report on Form 8-K filed on September 30, 2013 under Commission File No. 333-172366-09 and incorporated by reference herein)

(b) The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

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

Date: April 5, 2016

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

33.1 Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

33.2 National Cooperative Bank, N.A. (as successor to NCB, FSB), as NCB Master Servicer (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

33.3 Rialto Capital Advisors, LLC, as Special Servicer (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

33.4 National Cooperative Bank, N.A. (as successor to NCB, FSB), as Co-op Special Servicer (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

33.5 Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)
33.6 Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)
33.7 Pentalpha Surveillance LLC, as Trust Advisor (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)
33.8 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.9 National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 33.9 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)
33.10 Prudential Asset Resources, Inc., as Primary Servicer (filed as Exhibit 33.10 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

33.11 Wells Fargo Bank, National Association, as Primary Servicer of the Westfield Mission Valley Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

33.12 Rialto Capital Advisors, LLC, as Special Servicer of the Westfield Mission Valley Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

33.13 Wells Fargo Bank, National Association, as Certificate Administrator of the Westfield Mission Valley Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

33.14 Wells Fargo Bank, National Association, as Custodian of the Westfield Mission Valley Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

33.15 Pentalpha Surveillance LLC, as Trust Advisor of the Westfield Mission Valley Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

33.16 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Westfield Mission Valley Mortgage Loan (see Exhibit 33.8)

33.17 National Tax Search, LLC, as Servicing Function Participant of the Westfield Mission Valley Mortgage Loan (filed as Exhibit 33.9 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

33.18 Wells Fargo Bank, National Association, as Primary Servicer of the Augusta Mall Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

33.19 CWCapital Asset Management LLC, as Special Servicer of the Augusta Mall Mortgage Loan (filed as Exhibit 33.19 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

33.20 Wells Fargo Bank, National Association, as Certificate Administrator of the Augusta Mall Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

33.21 Wells Fargo Bank, National Association, as Custodian of the Augusta Mall Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

33.22 TriMont Real Estate Advisors, Inc., as Trust Advisor of the Augusta Mall Mortgage Loan (filed as Exhibit 33.22 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

33.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Augusta Mall Mortgage Loan (see Exhibit 33.8)

33.24 National Tax Search, LLC, as Servicing Function Participant of the Augusta Mall Mortgage Loan (filed as Exhibit 33.9 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

34.2 National Cooperative Bank, N.A. (as successor to NCB, FSB), as NCB Master Servicer (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

34.3 Rialto Capital Advisors, LLC, as Special Servicer (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

34.4 National Cooperative Bank, N.A. (as successor to NCB, FSB), as Co-op Special Servicer (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

34.5 Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)
34.6 Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)
34.7 Pentalpha Surveillance LLC, as Trust Advisor (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

34.8 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

34.9 National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 34.9 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)
34.10 Prudential Asset Resources, Inc., as Primary Servicer (filed as Exhibit 34.10 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

34.11 Wells Fargo Bank, National Association, as Primary Servicer of the Westfield Mission Valley Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

34.12 Rialto Capital Advisors, LLC, as Special Servicer of the Westfield Mission Valley Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

34.13 Wells Fargo Bank, National Association, as Certificate Administrator of the Westfield Mission Valley Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

34.14 Wells Fargo Bank, National Association, as Custodian of the Westfield Mission Valley Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

34.15 Pentalpha Surveillance LLC, as Trust Advisor of the Westfield Mission Valley Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

34.16 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Westfield Mission Valley Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

34.17 National Tax Search, LLC, as Servicing Function Participant of the Westfield Mission Valley Mortgage Loan (filed as Exhibit 34.9 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

34.18 Wells Fargo Bank, National Association, as Primary Servicer of the Augusta Mall Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

34.19 CWCapital Asset Management LLC, as Special Servicer of the Augusta Mall Mortgage Loan (filed as Exhibit 34.19 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

34.20 Wells Fargo Bank, National Association, as Certificate Administrator of the Augusta Mall Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

34.21 Wells Fargo Bank, National Association, as Custodian of the Augusta Mall Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

34.22 TriMont Real Estate Advisors, Inc., as Trust Advisor of the Augusta Mall Mortgage Loan (filed as Exhibit 34.22 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

34.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Augusta Mall Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

34.24 National Tax Search, LLC, as Servicing Function Participant of the Augusta Mall Mortgage Loan (filed as Exhibit 34.9 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

35 Servicer compliance statements.

35.1 Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

35.2 National Cooperative Bank, N.A. (as successor to NCB, FSB), as NCB Master Servicer (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

35.3 Rialto Capital Advisors, LLC, as Special Servicer (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

35.4 National Cooperative Bank, N.A. (as successor to NCB, FSB), as Co-op Special Servicer (filed as Exhibit 35.4 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

35.5 Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 35.5 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)
35.6 Prudential Asset Resources, Inc., as Primary Servicer (filed as Exhibit 35.6 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

35.7 Wells Fargo Bank, National Association, as Primary Servicer of the Westfield Mission Valley Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

35.8 Rialto Capital Advisors, LLC, as Special Servicer of the Westfield Mission Valley Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

35.9 Wells Fargo Bank, National Association, as Certificate Administrator of the Westfield Mission Valley Mortgage Loan (filed as Exhibit 35.5 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

35.10 Wells Fargo Bank, National Association, as Primary Servicer of the Augusta Mall Mortgage Loan (filed as Exhibit 35.10 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

35.11 Wells Fargo Bank, National Association, as Certificate Administrator of the Augusta Mall Mortgage Loan (filed as Exhibit 35.11 to the Original 10-K under Commission File No. 333-172366-09 and incorporated by reference herein)

99.1 Mortgage Loan Purchase Agreement, dated as of September 11, 2013, between Wells Fargo Commercial Mortgage Securities, Inc. and Wells Fargo Bank, National Association (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on September 30, 2013 under Commission File No. 333-172366-09 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of September 11, 2013, between Wells Fargo Commercial Mortgage Securities, Inc. and The Royal Bank of Scotland plc (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on September 30, 2013 under Commission File No. 333-172366-09 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of September 11, 2013, among Wells Fargo Commercial Mortgage Securities, Inc., Liberty Island Group I LLC and Liberty Island Group LLC (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on September 30, 2013 under Commission File No. 333-172366-09 and incorporated by reference herein)

99.4 Mortgage Loan Purchase Agreement, dated as of September 11, 2013, between Wells Fargo Commercial Mortgage Securities, Inc. and RBS Financial Products Inc. (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on September 30, 2013 under Commission File No. 333-172366-09 and incorporated by reference herein)

99.5 Mortgage Loan Purchase Agreement, dated as of September 11, 2013, between Wells Fargo Commercial Mortgage Securities, Inc. and C-III Commercial Mortgage, LLC (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on September 30, 2013 under Commission File No. 333-172366-09 and incorporated by reference herein)

99.6 Mortgage Loan Purchase Agreement, dated as of September 11, 2013, among Wells Fargo Commercial Mortgage Securities, Inc., Basis Real Estate Capital II, LLC and Basis Investment Group LLC (filed as Exhibit 99.6 to the registrant’s Current Report on Form 8-K filed on September 30, 2013 under Commission File No. 333-172366-09 and incorporated by reference herein)

99.7 Mortgage Loan Purchase Agreement, dated as of September 11, 2013, between Wells Fargo Commercial Mortgage Securities, Inc. and NCB, FSB (filed as Exhibit 99.7 to the registrant’s Current Report on Form 8-K filed on September 30, 2013 under Commission File No. 333-172366-09 and incorporated by reference herein)

99.8 Primary Servicing Agreement, dated as of September 1, 2013, between Wells Fargo Bank, National Association and Prudential Asset Resources, Inc. (filed as Exhibit 99.8 to the registrant’s Current Report on Form 8-K filed on September 30, 2013 under Commission File No. 333-172366-09 and incorporated by reference herein)

(b) The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c) Not Applicable.